Form 10-Q
period 1997-06-30
SWIFT ENERGY PENSION PARTNERS 1992-A LTD
filed 1997-08-13
CIK 888388

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                            3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                 4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                 5

            Notes to Financial Statements                                                        6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                         9

PART II.    OTHER INFORMATION                                                                   11


SIGNATURES                                                                                      12

                   SWIFT ENERGY PENSION PARTNERS 1992-A, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       68,182       $      147,539
              Nonoperating interests income receivable                                        135,552              145,303
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       203,734              292,842
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        4,521,160            4,508,030
         Less-Accumulated amortization                                                     (3,418,540)          (3,292,067)
                                                                                       ---------------     ----------------
                                                                                            1,102,620            1,215,963
                                                                                       ---------------     ----------------
                                                                                       $    1,306,354       $    1,508,805
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        5,907       $        5,834
                                                                                       ---------------     ----------------

         Partners' Capital                                                                  1,300,447            1,502,971
                                                                                       ---------------     ----------------
                                                                                       $    1,306,354       $    1,508,805
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                              --------------------------------- ----------------------------------
                                                   1997              1996             1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        61,458   $       160,983  $       240,386   $       301,460
   Interest income                                      1,226               300            2,667               560
                                              ---------------   ---------------  ---------------   ---------------
                                                       62,684           161,283          243,053           302,020
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        51,925            76,939          126,473           160,114
   General and administrative                          18,519            23,194           41,305            45,278
                                              ---------------   ---------------  ---------------   ---------------
                                                       70,444           100,133          167,778           205,392
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        (7,760)  $        61,150  $        75,275   $        96,628
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $            --   $           .01  $           .02   $           .02
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                               ----------------------------------------
                                                                                     1997                     1996
                                                                               ---------------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $       75,275          $        96,628
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     126,473                  160,114
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                  9,751                  (61,180)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              211,499                  195,562
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                      (13,130)                  (4,643)
    Proceeds from sales of nonoperating interests
      in oil and gas properties                                                             --                    7,724
    Increase (decrease) in payable related to excess costs                                  73                   (1,373)
                                                                               ---------------          ---------------
      Net cash provided by (used in) investing activities                              (13,057)                   1,708
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (277,799)                (196,060)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (79,357)                   1,210
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       147,539                    6,562
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       68,182          $         7,772
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 62 percent in the second quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales declined $92,948 or 44 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 28 percent in gas production and 35 percent in oil production had a significant impact on partnership performance. Also, current quarter gas prices declined 17 percent or $.36/MCF when compared to second quarter 1996 gas prices, further contributing to decreased revenues.

      Associated amortization expense decreased 33 percent or $25,014.

                   SWIFT ENERGY PENSION PARTNERS 1992-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 20 percent in the current period when compared to the corresponding period in 1996. Oil and gas sales decreased $57,032 or 14 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 34 percent in oil production and 5 percent in gas production were major contributing factors to the decreased revenues for the period. Increased gas prices of 6 percent or $.12/MCF partially offset the production declines.

      Associated amortization expense declined 21 percent or $33,641.

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


                                             SWIFT ENERGY PENSION
                                             PARTNERS 1992-A, LTD.
                                             (Registrant)

                                  By:        SWIFT ENERGY COMPANY
                                             Managing General Partner

Date:     August 4, 1997          By:        /s/ John R. Alden
          --------------                     ---------------------------------
                                             John R. Alden
                                             Senior Vice President, Secretary
                                             and Principal Financial Officer

Date:     August 4, 1997          By:        /s/ Alton D. Heckaman, Jr.
          --------------                     ---------------------------------
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller
                                             and Principal Accounting Officer