Form 10-Q
period 1997-09-30
SWIFT ENERGY PENSION PARTNERS 1992-A LTD
filed 1997-11-12
CIK 888388

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to ___________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                   PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                 3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996     4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                     5

      Notes to Financial Statements                                                  6

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                   9

PART II.    OTHER INFORMATION                                                       11


SIGNATURES                                                                          12

                   SWIFT ENERGY PENSION PARTNERS 1992-A, LTD.
                                 BALANCE SHEETS



                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       38,724       $      147,539
              Nonoperating interests income receivable                                        119,460              145,303
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       158,184              292,842
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        4,525,556            4,508,030
         Less-Accumulated amortization                                                     (3,463,671)          (3,292,067)
                                                                                       ---------------     ----------------
                                                                                            1,061,885            1,215,963
                                                                                       ---------------     ----------------
                                                                                       $    1,220,069       $    1,508,805
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        4,824       $        5,834
                                                                                       ---------------     ----------------

         Partners' Capital                                                                  1,215,245            1,502,971
                                                                                       ---------------     ----------------
                                                                                       $    1,220,069       $    1,508,805
                                                                                       ===============     ================



                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three Months Ended                Nine Months Ended
                                                       September 30,                     September 30,
                                              ---------------------------------  ---------------------------------
                                                   1997               1996            1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from non operating interests        $        71,462   $       160,263  $       311,849   $       461,723
   Interest income                                        810               311            3,476               870
                                              ---------------   ---------------  ---------------   ---------------
                                                       72,272           160,574          315,325           462,593
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        45,131            68,245          171,604           228,359
   General and administrative                          15,319            21,768           56,625            67,045
                                              ---------------   ---------------  ---------------   ---------------
                                                       60,450            90,013          228,229           295,404
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        11,822   $        70,561  $        87,096   $       167,189
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $            --   $           .02  $           .02   $           .04
                                              ===============   ===============  ===============   ===============



                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                               ---------------------------------------
                                                                                    1997                     1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $       87,096          $       167,189
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     171,604                  228,359
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 25,843                  (64,877)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     284,543                  330,671
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                      (17,526)                 (10,301)
    Proceeds from sales of nonoperating interests
      in oil and gas properties                                                             --                    7,724
    Increase (decrease) in payable related to excess costs                              (1,010)                  (1,845)
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                     (18,536)                  (4,422)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (374,822)                (313,774)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (108,815)                  12,475
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       147,539                    6,562
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $       38,724          $        19,037
                                                                               ===============          ===============



                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-A, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1996 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

      Income from nonoperating interests decreased 55 percent in the current quarter of 1997 when compared to the third quarter in 1996. Oil and gas sales declined $93,721 or 42 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 29 percent in gas production and 32 percent in oil production had a significant impact on partnership performance. Also, current quarter oil prices declined 54 percent or $11.39/BBL when compared to third quarter 1996 oil prices, further contributing to decreased revenues.

      Associated amortization expense decreased 34 percent or $23,114.

                   SWIFT ENERGY PENSION PARTNERS 1992-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

      Income from nonoperating interests decreased 32 percent in the current period of 1997 when compared to the corresponding period in 1996. Oil and gas sales decreased $150,752 or 24 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 33 percent in oil production and 12 percent in gas production were major contributing factors to the decreased revenues for the period. Increased oil prices of 5 percent or $.11/MCF partially offset the production declines.

      Associated amortization expense declined 25 percent or $56,755.

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


                                          SWIFT ENERGY PENSION
                                          PARTNERS 1992-A, LTD.
                                          (Registrant)

                               By:        SWIFT ENERGY COMPANY
                                          Managing General Partner


Date:  November 4, 1997        By:        /s/ John R. Alden
       ----------------                   -------------------------------------
                                          John R. Alden
                                          Senior Vice President, Secretary
                                          and Principal Financial Officer

Date:  November 4, 1997        By:        /s/ Alton D. Heckaman, Jr.
       ----------------                   -------------------------------------
                                          Alton D. Heckaman, Jr.
                                          Vice President, Controller
                                          and Principal Accounting Officer