Form 10-Q
period 1998-06-30
SWIFT ENERGY PENSION PARTNERS 1992-A LTD
filed 1998-08-14
CIK 888388

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1998 and December 31, 1997                                    3

            Statements of Operations

                - Three month and six month periods ended June 30, 1998 and 1997         4

            Statements of Cash Flows

                - Six month periods ended June 30, 1998 and 1997                         5

            Notes to Financial Statements                                                6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                 9

PART II.    OTHER INFORMATION                                                           11


SIGNATURES                                                                              12

                   SWIFT ENERGY PENSION PARTNERS 1992-A, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1998                 1997
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       78,121       $       94,112
              Nonoperating interests income receivable                                         68,147              107,022
              Other                                                                             6,366                   --
                                                                                       ---------------     ----------------
                  Total Current Assets                                                        152,634              201,134
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        4,383,301            4,467,185
         Less-Accumulated amortization                                                     (3,587,024)          (3,501,644)
                                                                                       ---------------     ----------------
                                                                                              796,277              965,541
                                                                                       ---------------     ----------------
                                                                                       $      948,911       $    1,166,675
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        5,500       $        8,537
                                                                                       ---------------     ----------------

         Interest Holders' Capital (4,172,824 Interest Holders' SDIs;
                                   $1.00 per SDI)                                             924,522            1,123,760
         General Partners' Capital                                                             18,889               34,378
                                                                                       ---------------     ----------------
                  Total Partners' Capital                                                     943,411            1,158,138
                                                                                       ---------------     ----------------
                                                                                       $      948,911       $    1,166,675
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997             1998              1997
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        39,918   $        61,458  $        93,354   $       240,386
   Interest income                                      1,303             1,226            2,312             2,667
                                              ---------------   ---------------  ---------------   ---------------
                                                       41,221            62,684           95,666           243,053
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        41,818            51,925           85,380           126,473
   General and administrative                          17,153            18,519           34,267            41,305
                                              ---------------   ---------------  ---------------   ---------------
                                                       58,971            70,444          119,647           167,778
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $       (17,750)  $        (7,760) $       (23,981)  $        75,275
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $            --   $            --  $          (.01)  $           .02
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                               ----------------------------------------
                                                                                     1998                    1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $      (23,981)         $        75,275
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      85,380                  126,473
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 38,875                    9,751
        (Increase) decrease in other current assets                                     (6,366)                      --
        Increase (decrease) in accounts payable                                         (3,037)                      73
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                               90,871                  211,572
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                      (13,400)                 (13,130)
    Proceeds from sales of nonoperating interests in oil and gas properties             97,284                       --
                                                                               ---------------          ---------------
      Net cash provided by (used in) investing activities                               83,884                  (13,130)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (190,746)                (277,799)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (15,991)                 (79,357)
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        94,112                  147,539
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       78,121          $        68,182
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

                   SWIFT ENERGY PENSION PARTNERS 1992-A, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


     Nonoperating Interests in Oil and Gas Properties --

                  The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statement.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $90,871 and $211,572 for the six months ended June 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sales proceeds totaled $97,284 for the six months ended June 30, 1998. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $190,746 and $277,799 for the six months ended June 30, 1998 and 1997, respectively.

      The Partnership does not allow for additional assessments from the partners or interest holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1998 (current quarter) when compared to the quarter ended June 30, 1997 (corresponding quarter), and for the six months ended June 30, 1998 (current period), when compared to the six months ended June 30, 1997 (corresponding period).

Three Months Ended June 30, 1998 and 1997

      Income from nonoperating interests decreased 35 percent in the second quarter of 1998 when compared to the same quarter in 1997. Oil and gas sales declined $35,543 or 30 percent in the second quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil production. Gas production decreased 24 percent and oil production declined 15 percent. The decrease in production volumes had a significant impact on partnership performance. The partnership's sale of several properties in the fourth quarter of 1997 and the Cotton Plant Field in Caldwell Parish, Louisiana during the first quarter of 1998 had an impact on 1998 partnership production volumes. Also, current quarter oil prices declined 46 percent or $7.36/BBL, further contributing to decreased revenues. Declines in revenues were partially offset by an increase in gas prices of 22 percent or $.40/MCF when compared to second quarter 1997 prices.

                   SWIFT ENERGY PENSION PARTNERS 1992-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Associated amortization expense decreased 19 percent or $10,107 in 1998 compared to second quarter 1997, also related to the decline in production volumes.

Six Months Ended June 30, 1998 and 1997

      Income from nonoperating interests decreased 61 percent in the first six months of 1998 when compared to the same period in 1997. Oil and gas sales declined $178,508 or 50 percent in the first six months of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil production. Gas production decreased 37 percent and oil production declined 26 percent. The decrease in production volumes had a significant impact on partnership performance. The partnership's sale of several properties in the fourth quarter of 1997 and the Cotton Plant Field in Caldwell Parish, Louisiana during the first quarter of 1998 had an impact on 1998 partnership production volumes. Also, current quarter oil and gas prices declined 48 percent or $7.89/BBL and 6 percent or $.15/MCF, respectively, further contributing to decreased revenues.

      Associated amortization expense decreased 32 percent or $41,093 in 1998 compared to second quarter 1997, also related to the decline in production volumes.

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

Date:     August 4, 1998      By:        /s/ John R. Alden
          --------------                 ---------------------------------
                                         John R. Alden
                                         Senior Vice President, Secretary
                                         and Principal Financial Officer

Date:     August 4, 1998      By:        /s/ Alton D. Heckaman, Jr.
          --------------                 ---------------------------------
                                         Alton D. Heckaman, Jr.
                                         Vice President, Controller
                                         and Principal Accounting Officer