Form 10-Q/A
period 1999-09-30
SWIFT ENERGY PENSION PARTNERS 1992-A LTD
filed 2000-01-20
CIK 888388

                               AMENDMENT No. 1 TO
                                    FORM 10-Q


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

                   SWIFT ENERGY PENSION PARTNERS 1992-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                   -------------------------------------
                                                                                        1999                  1998
                                                                                   ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                               $        (10,332)     $        (63,525)
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Amortization                                                                     71,608               150,409
          Change in assets and liabilities:
               (Increase) decrease in nonoperating interests income receivable            (18,983)                33,899

               (Increase) decrease in other current assets                                 (1,636)               (6,731)
               Increase (decrease) in accounts payable                                     (5,043)                 (782)
                                                                                   ---------------       ---------------
          Net cash provided by (used in) operating activities                              35,614               113,270
                                                                                   ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to nonoperating interests in oil and gas properties                         (9,168)              (20,137)
     Proceeds from sales of nonoperating interests in oil and gas properties               52,421                97,287
                                                                                   ---------------       ---------------
          Net cash provided by (used in) investing activities                              43,253                77,150
                                                                                   ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash Distributions to partners                                                       (78,803)             (259,056)
                                                                                   ---------------       ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           64               (68,636)
                                                                                   ---------------       ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           20,717                94,112
                                                                                   ===============       ===============
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $         20,781      $         25,476
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


      Net cash provided by operating activities totaled $35,614 and $113,270 for the nine months ended September 30, 1999 and 1998, respectively. The decrease in cash provided by operating activities in 1999 is related to a decrease in the Partnership's production. Cash provided by proceeds from the sale of nonoperating interests in properties totaled $52,421 and $97,287 for the nine months ended September 30, 1999 and 1998, respectively. Cash distributions totaled $78,803 and $259,056 for the nine months ended September 30, 1999 and 1998, respectively. In 1999, cash distributions were effected by production declines from the Partnership's depleting property interests and low oil and gas prices received during the first part of this year.


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

                   SWIFT ENERGY PENSION PARTNERS 1992-A, LTD.
                           PART II - OTHER INFORMATION




ITEM 5.    OTHER INFORMATION


                                     -NONE-

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-Q of Swift Energy Pension Partners 1992-A, Ltd. for the third quarter of 1999 to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SWIFT ENERGY PENSION
                                         PARTNERS 1992-A, LTD.
                                         (Registrant)

                              By:        SWIFT ENERGY COMPANY
                                         Managing General Partner


Date:  January 20, 2000       By:        /s/ John R. Alden
       ----------------                  --------------------------------------
                                         John R. Alden
                                         Senior Vice President, Secretary
                                         and Principal Financial Officer

Date:  January 20, 2000       By:        /s/ Alton D. Heckaman, Jr.
       ----------------                  --------------------------------------
                                         Alton D. Heckaman, Jr.
                                         Vice President, Controller
                                         and Principal Accounting Officer